Form 10-K
period 1996-12-31
NATIONSLINK FUNDING CORP
filed 1997-04-01
CIK 1005007

SECURITIES AND EXCHANGE COMMISSION

                                               Washington, D.C.  20549


                                                      FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period from May 1, 1996 (Commencement of Operations) to December 31, 1996

[  ]     Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from   to


                   Commission File Number                33-80625

NationsLink Funding Corporation, (as depositor under the Pooling and Servicing Agreement, dated as of May 1, 1996 caused the issue of NationsLink Funding Corporation Commercial Mortgage Pass-Through
Certificates, Series 1996-1

                         NationsLink Funding Corporation
             (Exact name of registrant as specified in its charter)


Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Documents incorporated by reference:  None

                Page 1 of 4                          This report consists of 14
                                                  consecutively numbered pages.

NATIONSLINK FUNDING CORPORATION
COMMERCIAL MORTGAGE PASS-THROUGH
CERTIFICATES, SERIES 1996-1


TABLE OF
CONTENTS
Page
PART I
Item  1. Business.                ........................................3

Item  2. Properties.............................................. ........3

Item  3. Legal Proceedings................................................3

Item  4. Submission of Matters to a Vote of Security Holders....... ......3

PART II
Item  5. Market for Registrant's Common Equity and Related
                           Stockholder Matters............................3

Item  6. Selected Financial Data..........................................3

Item  7. Management's Discussion and Analysis of Financial
                           Condition and Results of Operations............3

Item  8. Financial Statements and Supplementary Data......................3

Item  9. Changes in and Disagreements with Accountants on
                          Accounting and Financial Disclosure.............3

PART III
Item 10. Directors and Executive Officers of the Registrant.........  ....4

Item 11. Executive Compensation...........................................4

Item 12. Security Ownership of Certain Beneficial Owners and Management.. 4

Item 13. Certain Relationships and Related Transactions...................4

PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K. 5

SIGNATURE.................................................................6

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.....................................................7

INDEX TO EXHIBITS.........................................................8

This Annual Report on Form 10-K is filed in accordance with a letter dated May 28, 1996 sent to the Office of Chief Counsel, Division of Corporate Finance of the Securities and Exchange Commission (the "Commission") requesting that the Commission enter an order pursuant to Section 12(h) of the Securities Exchange Act of 1934 (the "Exchange Act"), granting exemption for the Trust from the reporting requirements of Section 13 and 15(d), or issue a no action letter to like effect. Accordingly, responses to certain Items have been omitted from or modified in this Annual Report on Form 10-K.



PART I


Item 1.  Business

Omitted.

Item 2.  Properties

Omitted.

Item 3.  Legal Proceedings

The Registrant is not aware of any material legal proceeding with respect to, the Company, the Master Servicer or the Trustee, as related to the Trust..

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote or consent of Holders of the Offered Certificates during the fiscal year covered by this report.


PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Trust does not issue stock.

As of January 2, 1997, the number of holders of each Class of Offered Certificates were 23.

Item 6.  Selected Financial Data

Omitted.

Item 7. Management's Discussion and Analysis of Financial condition and Results of Operations

Omitted.

Item 8.  Financial Statements and Supplementary Data

Omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There was no change of accountants or disagreement with accountants on any matter of accounting principles or practices or financial disclosure.


PART III


Item 10. Directors and Executive Officers of the Registrant

Omitted.

Item 11. Executive Compensation

Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Omitted

Item 13. Certain Relationships and Related Transactions

No reportable transactions have occurred.



PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report:

         (1) Financial Statements:

              Omitted.

         (2)  Financial Statement Schedules:

             Omitted.

         (3)  Exhibits:

 Servicer's Annual Statement of Compliance, filed as Exhibit 99.1 hereto.

 Annual Servicer Statements of Compliance, filed as Exhibit 99.2 hereto.

 Annual Statement of Independent Accountants for each Servicer, filed as Exhibit
      99.3 hereto.

(b) Reports on Form 8-K: No reports on Form 8-K were filed by the Registrant during the last quarter of 1996.


(c)      Exhibits to this report are listed in Item (14)(a)(3) above.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    NATIONSLINK FUNDING
                                                    CORPORATION COMMERCIAL
                                                    MORTGAGE PASS-THROUGH
                                                    CERTIFICATES SERIES 1996-1




Date:  March 31, 1997                       By:      /s/ James E. Nauman
                                                     --------------
                                                     James E. Nauman
                                                     Senior Vice President

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

INDEX TO EXHIBITS


Exhibit
Number                     Description of Exhibits                     Page


     99.1             Annual Statement of Compliance                     8

     99.2             Annual Servicing Reports                          10

     99.3             Annual Statement of Independent Accountants' for Each
                          Servicer                                      14

                                                    EXHIBIT 99.1

                                           ANNUAL STATEMENT OF COMPLIANCE

                                           ANNUAL STATEMENT OF COMPLIANCE

In accordance with the letter dated May 28, 1996 sent to the Securities and Exchange Commission requesting an exemption from SEC reporting requirements, the Trust is to include as an exhibit a copy of the Annual Statement of Compliance required under the Pooling and Servicing Agreement dated May 1, 1996. The Statement of Compliance states that the Master Servicer has received the annual audited financial statements of each servicer. Since the financial statements the servicers will not be received until after March 31, 1997, the Annual Statement of Compliance cannot be filed by Master Servicer by the 10-K filing deadline. Accordingly the Annual Statement of Compliance will be filed with an amended 10-K when the financial statements have been received.

                                                    EXHIBIT 99.2


                                              ANNUAL SERVICING REPORTS

In accordance with the letter dated May 28, 1996 sent to the Securities and Exchange Commission requesting an exemption from SEC reporting requirements, the Trust is to include as an exhibit a copy of the Annual Statement of Compliance required under the Pooling and Servicing Agreement dated May 1, 1996. The Statement of Compliance states that the Master Servicer has received the annual audited financial statements of each servicer. Since the financial statements the servicers will not be received until after March 31, 1997, the Annual Statement of Compliance cannot be filed by Master Servicer by the 10-K filing deadline. Accordingly the Annual Statement of Compliance will be filed with an amended 10-K when the financial statements have been received.

In accordance with the letter dated May 28, 1996 sent to the Securities and Exchange Commission requesting an exemption from SEC reporting requirements, the Trust is to include as an exhibit a copy of the annual compliance statement of each Servicer. Such statement has not yet been received Accordingly the annual compliance statement will be filed with an amended 10-K when such statement is received.

                                                    EXHIBIT 99.2

ANNUAL STATEMENT OF INDEPENDENT ACCOUNTANTS FOR EACH SERVICER

In accordance with the letter dated May 28, 1996 sent to the Securities and Exchange Commission requesting an exemption from SEC reporting requirements, the Trust is to include as an exhibit a copy of the annual statement of independent accountants' for each Servicer. Such statement have not yet been received. Accordingly the annual statement of independent accountants will be filed with an amended 10-K when such statement is received.